Form 10-K/A
period 2020-12-31
FTAC Olympus Acquisition Corp.
filed 2021-05-07
CIK 1816090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

On May 5, 2021, the Audit Committee of the Board of Directors of FTAC Olympus Acquisition Corp. (the “Company,” “we”, “our” or “us”) based on the recommendation of and after consultation with management, concluded that the Company’s audited financial statements as of and for the period ended December 31, 2020, its unaudited interim financial statements as of and for the three months ended September 30, 2020 and for the period from June 2, 2020 (inception) through September 30, 2020 and its audited balance sheet as of August 28, 2020, as reported in the Company’s Annual Report on Form 10-K filed on March 19, 2021, Quarterly Report on Form 10-Q filed on November 13, 2020, and Current Report on Form 8-K filed on September 4, 2020, should no longer be relied upon based on the reclassification of warrants as described below. As a result, the Company is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Annual Report, to amend its Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 19, 2021, or the Original Filing, to restate our financial statements as of and for the period ended December 31, 2020. We are also restating the financial statement as of August 28, 2020 and as of and for the periods ended September 30, 2020 in the accompanying financial statements included in this Annual Report, including describing the restatement and its impact on previously reported amounts.

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity.

The restatement results from the Company's prior accounting for its outstanding warrants issued in connection with its initial public offering in August 2020 as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of ordinary shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”). In other words, in the event of a qualifying cash tender offer (which could be outside the control of the Company), all warrant holders would be entitled to cash, while only certain of the holders of the underlying ordinary shares would be entitled to cash.

In connection with the audit of the Company’s financial statements for the period ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash or its trust account.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective with respect to the classification of the Company's warrants as components of equity instead of as derivative liabilities.  For more information, see Item 9A included in this Annual Report.

The Company has not amended its previously filed Current Report on Form 8-K or Quarterly Report on Form 10-Q for the periods affected by the restatement.  The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Annual Report.

The following sections in the Original Filing are revised in this Annual Report to reflect the restatement:

Part I – Item 1A – Risk Factors

Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II – Item 8 – Financial Statements and Supplementary Data

Part II – Item 9A – Controls and Procedures

Part IV – Item 15 – Exhibits, Financial Statements and Schedules

Except as described above, this Annual Report does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Annual Report does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events.

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

v

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

The SEC Statement regarding the accounting and reporting considerations for warrants issued by SPACs focused on certain settlement terms and provisions related to certain tender offers following a business combination. The terms described in the SEC Statement are common in SPACs and are similar to the terms contained in the warrant agreement governing our warrants. In response to the SEC Statement, we reevaluated the accounting treatment of our public warrants and private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non- cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in August 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities and related financial disclosures for the affected periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants, see Note 2 to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our ordinary shares.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as more fully described in the Explanatory Note and in “Note 2—Restatement of Previously Issued Financial Statements” to our accompanying financial statements. For further detail regarding the restatement adjustments, see Explanatory Note and Item 9A: Controls and Procedures, both contained herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from June 2, 2020 (inception) through December 31, 2020, we had a net loss of $9,153,540, which consisted of operating expenses of $684,843, a change in the fair value of the warrant liability of $5,952,736 and transaction costs of $2,541,368, offset by interest earned on investments held in the Trust Account of $25,407.

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

For the period from June 2, 2020 (inception) through December 31, 2020, net cash used in operating activities was $945,405. Net loss of 9,153,540 was impacted by interest earned on investments of $25,407, a non-cash charge for the change in the fair value of warrant liabilities of $5,952,736, transaction costs of $2,541,368 and formation expenses paid by the Sponsor of $5,000. Changes in operating assets and liabilities used $265,562 of cash from operating activities.

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

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants was estimated using a binomial / lattice model or public trading price when available, whereas the Placement Warrants were measured using the Black-Scholes Option Pricing Model.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Annual Report, our management re-evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants as described in the Explanatory Note to this Annual Report, our disclosure controls and procedures were not effective as December 31, 2020.

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

Restatement of Previously Issued Financial Statements

On May 5, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of and for the period from June 2, 2020 (inception) through December 31, 2020; as of August 28, 2020; and as of and for the periods ended September 30, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows or in our trust account.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report had not yet been identified. In light of the restatement of our financial statements included in this Annual Report, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements (as restated):

(2)	Financial Statements Schedule

None.

(3)	Exhibits

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated August 25, 2020, among the Company and Citigroup Global Markets Inc. and Cantor Fitzgerald & Co.(1)
2.1	Agreement and Plan of Reorganization, dated as of February 3, 2021, by and among FTAC Olympus Acquisition Corporation, New Starship Parent Inc., Starship Merger Sub I Inc., Starship Merger Sub II Inc., and Payoneer Inc.(3)
2.2	Amendment to Agreement and Plan of Reorganization, dated as of February 16, 2021, by and among FTAC Olympus Acquisition Corporation, New Starship Parent Inc., Starship Merger Sub I Inc., Starship Merger Sub II Inc., and Payoneer Inc.(4)
3.1	Amended and Restated Memorandum and Articles of Association, filed with the Cayman Islands General Registry on August 25, 2020(1)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Class A Ordinary Share Certificate(2)
4.3	Specimen Warrant Certificate (included in Exhibit 4.4)(2)
4.4	Warrant Agreement, dated August 25, 2020, between Continental Stock Transfer & Trust Company and the Company(1)
4.5**	FTAC Olympus Acquisition Corp. Description of Securities
10.1	Letter Agreement, dated August 25, 2020, by and among the Company and certain security holders, officers and directors of the Company(1)
10.2	Administrative Services Agreement, dated August 25, 2020, between the Company and FTAC Olympus Sponsor, LLC(1)
10.3	Placement Unit Subscription Agreement, dated August 25, 2020 between the Company and FTAC Olympus Sponsor, LLC(1)
10.4	Investment Management Trust Agreement, dated August 25, 2020, between Continental Stock Transfer & Trust Company and the Company(1)
10.5	Registration Rights Agreement, dated August 25, 2020, between the Company and certain security holders of the Company(1)
10.6	Form of Indemnity Agreement(2)
10.7	Promissory Note, dated as of June 17, 2020 issued to FTAC Olympus Sponsor, LLC(2)
14.1	Code of Ethics(2)
21.1**	Subsidiaries of the Registrant
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Previously filed

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 31, 2020

(2)	Previously filed as an exhibit to our Registration Statement on Form S-1, as amended (File No. 333-241831)

(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 3, 2021

(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 16, 2021

Item 16.	FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTAC OLYMPUS ACQUISITION CORP.

Dated: May 7, 2021	/s/ Ryan M. Gilbert
Ryan M. Gilbert President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Ryan M. Gilbert	President, Chief Executive Officer and Director	May 7, 2021
Ryan M. Gilbert	(Principal Executive Officer)

/s/ Douglas Listman	Chief Financial Officer	May 7, 2021
Douglas Listman	(Principal Financial Officer and Principal Accounting Officer)

/s/ Shami Patel	Chief Operating Officer	May 7, 2021
Shami Patel

/s/ Betsy Z. Cohen	Chairman of the Board	May 7, 2021
Betsy Z. Cohen

/s/ Mei-Mei Tuan	Director	May 7, 2021
Mei-Mei Tuan

/s/ Jan Hopkins Trachtman	Director	May 7, 2021
Jan Hopkins Trachtman

/s/ Walter C. Jones	Director	May 7, 2021
Walter C. Jones

/s/ Lynn C. Eisenhart	Director	May 7, 2021
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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

May 7, 2021

FTAC OLYMPUS ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

(As Restated)

ASSETS
Current assets
Cash	$5,102,368
Prepaid expenses	385,584
Total Current Assets	5,487,952

Marketable securities held in Trust Account	754,769,167
TOTAL ASSETS	$760,257,119

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$120,022
Total Current Liabilities	120,022

Warrant liabilities	49,174,771
Deferred underwriting fee payable	30,284,626
Total Liabilities	79,579,419

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 67,567,770 shares at $10.00 per share	675,677,699

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 10,076,606 shares issued and outstanding (excluding 67,567,770 shares subject to possible redemption)	1,008
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 19,411,094 shares issued and outstanding	1,941
Additional paid-in capital	14,150,592
Accumulated deficit	(9,153,540)
Total Shareholders’ Equity	5,000,001
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$760,257,119

The accompanying notes are an integral part of these financial statements.

FTAC OLYMPUS ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JUNE 2, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Formation and operating costs	$684,843
Loss from operations	(684,843)

Other income (expense):
Interest earned on marketable securities held in Trust Account	25,407
Change in fair value of warrant liabilities	(5,952,736)
Offering costs associated with warrants recorded as liabilities	(2,541,368)

Net Loss	$(9,153,540)

Weighted average shares outstanding of Class A redeemable ordinary shares	75,376,489
Basic and diluted net income per share, Class A redeemable	$(0.00)

Weighted average shares outstanding of Class A and Class B non-redeemable ordinary shares	20,766,410
Basic and diluted net loss per share, Class A and Class B non-redeemable	$(0.44)

The accompanying notes are an integral part of these financial statements.

FTAC OLYMPUS ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JUNE 2, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance — June 2, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	22,105,000	2,211	22,789	—	25,000

Sale of 75,474,376 Units, net of underwriting discounts, offering costs and warrant liabilities	75,474,376	7,547	—	—	669,306,659	—	669,314,206

Sale of 2,170,000 Placement Units, net of warrant liabilities	2,170,000	217	—	—	20,491,817	—	20,492,034

Forfeiture of Founder Shares	—	—	(2,693,906)	(270)	270	—	—

Class A shares subject to possible redemption	(67,567,770)	(6,756)	—	—	(675,670,943)	—	(675,677,699)

Net income	—	—	—	—	—	(9,153,540)	(9,153,540)
Balance — December 31, 2020	10,076,606	$1,008	19,411,094	$1,941	$14,150,592	$(9,153,540)	$5,000,001

The accompanying notes are an integral part of these financial statements.

FTAC OLYMPUS ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 2, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Cash Flows from Operating Activities:
Net loss	$(9,153,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(25,407)
Change in fair value of warrant liabilities	5,952,736
Transaction costs allocable to warrant liabilities	2,541,368
Formation costs paid by Sponsor through promissory note	5,000
Changes in operating assets and liabilities:
Prepaid expenses	(385,584)
Accrued expenses	120,022
Net cash used in operating activities	(945,405)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(754,743,760)
Net cash used in investing activities	(754,743,760)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to the Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	739,743,760
Proceeds from sale of Placement Units	21,700,000
Proceeds from promissory note – related party	300,000
Repayment of promissory note – related party	(305,000)
Payments of offering costs	(672,227)
Net cash provided by financing activities	760,791,533

Net Change in Cash	5,102,368
Cash – Beginning	—
Cash – Ending	$5,102,368

Non-Cash Investing and Financing Activities:

Initial classification of Class A ordinary shares subject to possible redemption	$682,284,855
Change in value of Class A ordinary shares subject to possible redemption	$(6,607,156)
Deferred underwriting fee payable	$30,284,626
Initial classification of warrant liabilities	$49,174,771

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from June 2, 2020 (inception) through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination, and activities in connection with the proposed reorganization agreement with Payoneer Inc., a Delaware corporation (“Payoneer”) (see Note 11) . The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on August 25, 2020. On August 28, 2020, the Company consummated the Initial Public Offering of 75,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $750,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 2,170,000 units (each, a “Placement Unit” and collectively, the “Placement Units”) at a price of $10.00 per Placement Unit in a private placement to FTAC Olympus Sponsor, LLC, generating gross proceeds of $21,700,000, which is described in Note 5. The managers of FTAC Olympus Sponsor, LLC are Betsy Z. Cohen and Ryan M. Gilbert.

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

FTAC OLYMPUS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company will provide holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the representatives on behalf of the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, FTAC Olympus Sponsor, LLC and FTAC Olympus Advisors, LLC (collectively, the “Sponsor”) and the Company’s officers and directors (the “Insiders”) have agreed to vote their Founder Shares (as defined in Note 6), the Class A ordinary shares included in the Placement Units (the “Placement Shares”) and any Public Shares held by them in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

The Insiders have agreed to waive their liquidation rights with respect to their Founder Shares and Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Insiders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The representatives of the underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of ordinary shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

In connection with the audit of the Company’s financial statements as of and for the period ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

FTAC OLYMPUS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash. The table below summarizes the changes to the previously issued financial information.

	As
	Previously		As
	Reported	Adjustments	Restated

Balance sheet as of August 28, 2020 (audited)
Warrant Liabilities	$-	$42,957,966	$42,957,966
Total Liabilities	30,038,556	42,957,966	72,996,522
Class A Ordinary Shares Subject to Possible Redemption	721,047,750	(42,957,966)	678,089,784
Class A Ordinary Shares	507	429	936
Additional Paid-in Capital	5,002,305	2,540,939	7,543,244
Accumulated Deficit	(5,015)	(2,541,368)	(2,546,383)
Shareholders’ Equity	5,000,008	-	5,000,008
Number of shares subject to redemption	72,104,775	(4,295,797)	67,808,978

Balance sheet as of September 30, 2020 (unaudited)
Warrant Liabilities	$-	$43,739,664	$43,739,664
Total Liabilities	30,306,708	$43,739,664	74,046,372
Class A Ordinary Shares Subject to Possible Redemption	725,421,970	(43,739,664)	681,682,306
Class A Ordinary Shares	510	437	947
Additional Paid-in Capital	5,087,486	(3,058,560)	8,146,046
Accumulated Deficit	(89,928)	(3,058,997)	(3,148,925)
Shareholders’ Equity	5,000,009	-	5,000,009
Number of shares subject to redemption	72,542,197	(4,373,966)	68,168,231

Balance sheet as of December 31, 2020 (audited)
Warrant Liabilities	$-	$49,174,771	$49,174,771
Total Liabilities	30,404,648	49,174,771	79,579,419
Class A Ordinary Shares Subject to Possible Redemption	724,852,470	(49,174,771)	675,677,699
Class A Ordinary Shares	516	492	1,008
Additional Paid-in Capital	5,656,980	8,493,612	14,150,592
Accumulated Deficit	(659,436)	(8,494,104)	(9,153,540)
Shareholders’ Equity	5,000,001	-	5,000,001
Number of shares subject to redemption	72,485,247	(4,917,477)	67,567,770

Three Months Ended September 30, 2020 (unaudited)
Change in fair value of warrant liabilities	-	(517,629)	(517,629)
Offering costs associated with warrants recorded as liabilities	-	(2,541,368)	(2,541,368)
Net loss	(84,913)	(3,058,997)	(3,143,910)
Weighted average shares outstanding of Class A redeemable ordinary shares	75,115,000	-	75,115,000
Basic and diluted net loss per share, Class A redeemable ordinary shares	0.00	0.00	0.00
Weighted average shares outstanding of Class A and B non-redeemable ordinary shares	20,089,849	-	20,089,849
Basic and diluted net loss per share, Class A and Class B non-redeemable ordinary shares	(0.00)	(0.16)	(0.16)

Period from June 2, 2020 (inception) to September 30, 2020 (unaudited)
Change in fair value of warrant liabilities	-	(517,629)	(517,629)
Offering costs associated with warrants recorded as liabilities	-	(2,541,368)	(2,541,368)
Net loss	(89,928)	(3,058,997)	(3,148,925)
Weighted average shares outstanding of Class A redeemable ordinary shares	75,115,000	-	75,115,000
Basic and diluted net loss per share, Class A redeemable ordinary shares	0.00	0.00	0.00
Weighted average shares outstanding of Class A and B non-redeemable ordinary shares	19,897,156	-	19,897,156
Basic and diluted net loss per share, Class A and Class B non-redeemable ordinary shares	(0.00)	(0.16)	(0.16)

Period from June 2, 2020 (inception) to December 31, 2020 (audited)
Change in fair value of warrant liabilities	-	(5,952,736)	(5,952,736)
Offering costs associated with warrants recorded as liabilities	-	(2,541,368)	(2,541,368)
Net loss	(659,436)	(8,494,104)	(9,153,540)
Weighted average shares outstanding of Class A redeemable ordinary shares	75,376,489	-	75,376,489
Basic and diluted net loss per share, Class A redeemable ordinary shares	0.00	0.00	0.00
Weighted average shares outstanding of Class A and B non-redeemable ordinary shares	20,766,410	-	20,766,410
Basic and diluted net loss per share, Class A and Class B non-redeemable ordinary shares	(0.03)	(0.41)	(0.44)

Cash Flow Statement for the period ended September 30, 2020 (unaudited)
Net loss	(89,928)	(3,058,997)	(3,148,925)
Change in fair value of warrant liabilities	-	517,629	517,629
Transaction costs allocable to warrant liabilities	-	2,541,368	2,541,368
Initial value of Class A ordinary shares subject to possible redemption	725,506,890	(43,222,035)	682,284,855
Change in value of Class A ordinary shares subject to possible redemption	(84,920)	-	(84,920)

Cash Flow Statement for the period ended December 31, 2020 (audited)
Net loss	(659,436)	(8,494,104)	(9,153,540)
Change in fair value of warrant liabilities	-	5,952,736	5,952,736
Transaction costs allocable to warrant liabilities	-	2,541,368	2,541,368
Initial value of Class A ordinary shares subject to possible redemption	725,506,890	(43,222,035)	682,284,855
Change in value of Class A ordinary shares subject to possible redemption	(654,420)	(5,952,736)	(6,607,156)

FTAC OLYMPUS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Offering Costs

Offering costs consist of legal, accounting, underwriting fees, and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expenses as incurred, presented as non-operating expenses in the as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $2.5 million is included in the offering costs associated with warrants recorded as liabilities in the statement of operations and $43.4 million is included in the shareholders’ equity.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a derivative liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants was initially measured using a binomial / lattice model with subsequent periods measured at the trading price, whereas the Private Placement Warrants were initially and subsequently measured using the Black-Scholes Option Pricing Model. (see Note 11). In accordance with ASC 825-10 “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities are recognized in the statement of operations as incurred.

FTAC OLYMPUS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 67,567,770 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

For the Period from June 2, 2020 (inception) Through December 31, 2020
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$25,407
Net Earnings	$25,407
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	75,376,489
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$—

Non-Redeemable Class A and B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(9,153,540)
Redeemable Net Earnings	$(25,407)
Non-Redeemable Net Loss	$(9,178,947)
Denominator: Weighted Average Non-Redeemable Class A and B Ordinary Shares
Non-Redeemable Class A and B Ordinary Shares, Basic and Diluted	20,766,410
Loss/Basic and Diluted Non-Redeemable Class A and B Ordinary Shares	$(0.44)

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 75,474,376 Units, which includes the partial exercise by the underwriters of their over-allotment option on September 23, 2020 in the amount of 474,376 Units, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 5 — PRIVATE PLACEMENT

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

FTAC OLYMPUS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 6 — RELATED PARTY TRANSACTIONS

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

NOTE  7 — COMMITMENTS AND CONTINGENCIES

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

NOTE 8 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 10,076,606 Class A ordinary shares issued and outstanding, excluding 67,567,770 Class A ordinary shares subject to possible redemption.

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

NOTE 9 — WARRANT LIABILITIES

Warrants — At December 31, 2020, there were 25,158,125 Public Warrants and 723,333 Private Warrants issued and outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 10 — FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$754,769,167

Liabilities:
Warrant Liabilities – Public Warrants	1	$47,800,438
Warrant Liabilities – Private Placement Warrants	3	$1,374,333

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

The Private Warrants were initially valued using a binomial /lattice model. The Private Warrants are considered to be a Level 3 fair value measurements due to the use of unobservable inputs. The binomial / lattice model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the ordinary shares. The expected volatility as of the IPO date was derived from the historical volatilities of comparable companies for a potential merger target as represented by firms in the Russell 3000 Index. A binomial / lattice model was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, including December 31, 2020, the closing price of the public warrants was used as the fair value as of each relevant date.

The key inputs into the binomial/lattice model for the Private Warrants and the Public Warrants were as follows at initial measurement and September 30, 2020 and for the Private Warrants at December 31, 2020:

Input	August 28, 2020 (Initial Measurement)	September 30, 2020	December 31, 2020
Risk-free interest rate	0.3%	0.3%	0.4%
Expected term (years)	5.3	5.3	5.3
Expected volatility	35.0%	35.0%	31.4%
Dividend yield	0.0%	0.0%	0.0%
Exercise price	$11.50	$11.50	$11.50
Asset Price	$9.39	$9.44	$10.30

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Initial measurement on August 28, 2020	$1,207,966	$41,750,000	$42,957,966
Initial measurement on September 23, 2020 Over-Allotment	—	264,069	264,069
Change in valuation inputs or other assumptions	166,367	5,786,369	5,952,736
Fair value as of December 31, 2020	$1,374,333	$47,800,438	$49,174,771

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from June 2, 2020 (inception) through December 31, 2020 other than the transfer of the Public Warrants from Level 3 to Level 1.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than described below and in Note 2 (Restatement), that would have required adjustment or disclosure in the financial statements.

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