Form 10-Q
period 2021-03-31
FTAC Olympus Acquisition Corp.
filed 2021-05-21
CIK 1816090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

As of May 21, 2021, there were 77,644,376 Class A ordinary shares, $0.0001 par value, and 19,411,094 Class B ordinary shares, $0.0001 par value, issued and outstanding.

FTAC OLYMPUS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

Item 1. Financial Statements

FTAC OLYMPUS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$4,003,154	$5,102,368
Prepaid expense and other current assets	382,966	385,584
Total Current Assets	4,386,120	5,487,952

Marketable securities held in Trust Account	754,787,779	754,769,167
TOTAL ASSETS	$759,173,899	$760,257,119

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities - Accounts payable and accrued expenses	$2,132,976	$120,022
Warrant liabilities	55,127,505	49,174,771
Deferred underwriting fee payable	30,284,626	30,284,626
Total Liabilities	87,545,107	79,579,419

Commitments and Contingencies (Note 7)

Ordinary shares subject to possible redemption, 66,662,879 and 67,567,770 shares at $10.00 per share redemption value at March 31, 2021 and December 31, 2020, respectively	666,628,790	675,677,699

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2021 and December 31, 2020	-	-

Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 10,981,497 and 10,076,606 shares issued and outstanding (excluding 66,662,879 and 67,567,770 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	1,099	1,008

Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 19,411,094 shares issued and outstanding at March 31, 2021 and December 31, 2020	1,941	1,941

Additional paid-in capital	23,199,410	14,150,592
Accumulated deficit	(18,202,448)	(9,153,540)
Total Shareholders’ Equity	5,000,002	5,000,001
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$759,173,899	$760,257,119

The accompanying notes are an integral part of these unaudited condensed financial statements.

FTAC OLYMPUS ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Operating costs	$3,039,786
General and administrative expenses – related party	75,000
Loss from operations	(3,114,786)

Other income (expense):
Change in fair value of warrant liabilities	(5,952,734)
Interest earned on marketable securities held in Trust Account	18,612
Other income (expense), net	(5,934,122)

Net loss	$(9,048,908)

Weighted average shares outstanding of Class A redeemable ordinary shares	75,474,376
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.00

Weighted average shares outstanding of Class A and Class B non-redeemable ordinary shares	21,581,094
Basic and diluted net loss per share, Class A and Class B non-redeemable ordinary shares	$(0.42)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FTAC OLYMPUS ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	10,076,606	$1,008	19,411,094	$1,941	$14,150,592	$(9,153,540)	$5,000,001

Change in value of Class A ordinary shares subject to redemption	904,891	91	-	-	9,048,818	-	9,048,909

Net loss	-	-	-	-	-	(9,048,908)	(9,048,908)

Balance – March 31, 2021	10,981,497	$1,099	19,411,094	$1,941	$23,199,410	$(18,202,448)	$5,000,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

FTAC OLYMPUS ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(9,048,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(18,612)
Change in fair value of warrant liabilities	5,952,734
Changes in operating assets and liabilities:
Prepaid expenses	2,618
Accrued expenses	2,012,954
Net cash used in operating activities	(1,099,214)

Cash Flows from Investing Activities:
Net cash used in investing activities	-

Cash Flows from Financing Activities:
Net cash provided by financing activities	-

Net Change in Cash	(1,099,214)
Cash – Beginning	5,102,368
Cash – End	$4,003,154

Non-Cash Investing and Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$(9,048,909)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FTAC OLYMPUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, since its Initial Public Offering, identifying a target company for a Business Combination and the potential acquisition, as more fully described in Note 6. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs charged to equity amounted to $45,956,853, consisting of $15,000,000 of underwriting fees, $30,284,626 of deferred underwriting fees and $672,227 of other offering costs.

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Placement Units, a total of $754,743,760 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Placement Units was placed in a trust account (the “Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete a Business Combination by August 28, 2022 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity and (iii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to pay the Company’s tax obligations, if the Company is unable to complete an initial Business Combination within the Combination Period or upon any earlier liquidation of the Company.

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

MARCH 31, 2021

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

MARCH 31, 2021

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 7, 2021, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

FTAC OLYMPUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Securities.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a derivative liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants was initially measured using a binomial / lattice model with subsequent periods measured at the trading price, whereas the Private Placement Warrants were initially and subsequently measured using the Black-Scholes Option Pricing Model. (see Note 8). In accordance with ASC 825-10 “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities are recognized in the statement of operations as incurred.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

 Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

FTAC OLYMPUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

The Company’s statement of operations includes a presentation of loss per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of loss per share. Net income per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per ordinary share, basic and diluted, for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Class A and Class B non-redeemable ordinary shares include the Founder Shares and the Placement Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

For the Three Months Ended March 31, 2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$18,612
Net Earnings	$18,612
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	75,474,376
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$-

Non-Redeemable Class A and B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(9,048,908)
Redeemable Net Earnings	$(18,612)
Non-Redeemable Net Loss	$(9,067,520)
Denominator: Weighted Average Non-Redeemable Class A and B Ordinary Shares
Non-Redeemable Class A and B Ordinary Shares, Basic and Diluted	21,581,094
Loss/Basic and Diluted Non-Redeemable Class A and B Ordinary Shares	$(0.42)

Note: As of March 31, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s ordinary shareholders.

The weighted average non-redeemable ordinary shares for the three months ended March 31, 2021 includes the effect of 2,170,000 Placement Units, which were issued in conjunction with the initial public offering on August 28, 2020.

 Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

FTAC OLYMPUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s condensed balance sheet, primarily due to their short-term nature. As of March 31, 2021, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s unaudited condensed financial statements.

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

Note 5 — Related Party Transactions

 Founder Shares

In June 2020, the Sponsor purchased 8,845,000 Class B ordinary shares (the “Founder Shares”) for an aggregate price of $25,000. In August 2020, the Company effected a share capitalization pursuant to which the Company issued an additional 13,260,000 ordinary shares, resulting in a total of 22,105,000 Founder Shares issued and outstanding. The Founder Shares included up to 2,812,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of Founder Shares will represent 20% of the aggregate Founder Shares, Placement Shares and issued and outstanding Public Shares after the Initial Public Offering. On September 23, 2020, in connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 2,693,906 Founder Shares were forfeited and 118,594 Founder Shares are no longer subject to forfeiture. As a result, at March 31, 2021, there were 19,411,094 Founder Shares outstanding.

The Insiders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares (i) with respect to 25% of such shares, until consummation of a Business Combination, (ii) with respect to 25% of such shares, when the closing price of the Class A ordinary shares exceeds $12.00 for any 20 trading days within a 30-trading day period following the consummation of a Business Combination, (iii) with respect to 25% of such shares, when the closing price of the Class A ordinary shares exceeds $13.50 for any 20 trading days within a 30-trading day period following the consummation of a Business Combination, and (iv) with respect to 25% of such shares, when the closing price of the Class A ordinary shares exceeds $17.00 for any 20 trading days within a 30-trading day period following the consummation of a Business Combination or earlier, in any case, if, following a Business Combination, the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

FTAC OLYMPUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement, commencing on August 25, 2020 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a total of $25,000 per month for office space, administrative and shared personnel support services. For the three months ended March 31, 2021, the Company incurred and paid $75,000 in fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Placement Units. As of March 31, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or a business combination, the specific impact is not readily determinable as of the date of these financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

FTAC OLYMPUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Reorganizing Agreement

On February 3, 2021, the Company entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”) by and among the Company, New Starship Parent Inc., a Delaware corporation (“New Starship”), Starship Merger Sub I Inc., a Delaware corporation and a direct, wholly-owned subsidiary of New Starship (“First Merger Sub”), Starship Merger Sub II Inc., a Delaware corporation and a direct, wholly-owned subsidiary of New Starship (“Second Merger Sub” and, together with First Merger Sub, the “Merger Subs”) and Payoneer Inc., a Delaware corporation (“Payoneer”, and together with us, New Starship and the Merger Subs, the “Parties”).

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

Note 7 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 10,981,497 and 10,076,606 Class A ordinary shares respectively issued and outstanding, excluding 66,662,879 and 67,567,770 Class A ordinary shares subject to possible redemption.

Class B Ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 19,411,094 Class B ordinary shares issued and outstanding.

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

Note 8 — Warrants

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. At March 31, 2021 and December 31, 2020, there were 25,881,458 warrants outstanding (25,158,125 Public Warrants and 723,333 Placement Warrants).

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

FTAC OLYMPUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Redemption of warrants for Class A Ordinary Shares when the price per Class A ordinary share equals or exceeds $10.00. Commencing ninety days after the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the “fair market value” of the Class A ordinary shares;
●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted for share sub-divisions, share dividends, reorganizations, reclassifications, recapitalizations and the like) on the trading day before the Company sends the notice of redemption to the warrant holders;
●	if, and only if, the Placement Warrants are also concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above; and
●	if, and only if, there is an effective registration statement covering the issuance of Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given.

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

The Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and, subject to limited exceptions, be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

FTAC OLYMPUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Note 9 — Fair Value Measurements

At March 31, 2021, assets held in the Trust Account were comprised of $754,787,779 in money market funds which are invested primarily in U.S. Treasury Securities.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$754,787,779	$754,769,167

Liabilities:
Warrant liabilities – Public Warrants	1	$53,586,806	$47,800,438
Warrant liabilities – Placement Warrants	3	$1,540,699	$1,374,333

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

The Placement Warrants were initially valued using a binomial /lattice model. The Placement Warrants are considered to be a Level 3 fair value measurements due to the use of unobservable inputs. The binomial / lattice model’s primary unobservable input utilized in determining the fair value of the Placement Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from the historical volatilities of comparable companies for a potential merger target as represented by firms in the Russell 3000 Index. For periods subsequent to the detachment of the warrants from the Units, including December 31, 2020 and March 31, 2021, the closing price of the Public Warrants was used to estimate the fair value of the Placement Warrants as of each relevant date. A binomial / lattice model was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Placement Warrants. For periods subsequent to the detachment of the warrants from the Units, including December 31, 2020 and March 31, 2021, the closing price of the Public Warrants was used as the fair value as of each relevant date.

FTAC OLYMPUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$1,374,333	$47,800,438	$49,174,771
Change in valuation inputs or other assumptions	166,366	5,786,368	5,952,734
Fair value as of March 31, 2021	$1,540,699	$53,586,806	$55,127,505

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from December 31, 2020 through March 31, 2021.

Note 10 — Subsequent Events

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on June 2, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the placement units, our shares, debt or a combination of cash, equity and debt.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination and the potential acquisition, as more fully described above. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2021, we had a net loss of $9,048,908, which consisted of operating expenses of $3,114,786 and a change in fair value of the warrant liability of $5,952,734, offset by interest earned on investments held in the Trust Account of $18,612.

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

For the three months ended March 31, 2021, net cash used in operating activities was $1,099,214. Net loss of $9,048,908 was impacted by interest earned on investments of $18,612 and a change in fair value of the warrant liability of $5,952,734. Changes in operating assets and liabilities used $2,015,572 of cash from operating activities.

At March 31, 2021 and December 31, 2020, we had investments held in the Trust Account of $754,787,779 and $754,769,167, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

At March 31, 2021 and December 31, 2020, we had cash of $4,003,154 and $5,102,368 respectively, held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a derivative liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants was initially measured using a binomial / lattice model with subsequent periods measured at the trading price, whereas the Private Placement Warrants were initially and subsequently measured using the Black-Scholes Option Pricing Model. (see Note 8). In accordance with ASC 825-10 “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities are recognized in the statement of operations as incurred.

One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheet.

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per common share, basic and diluted for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the periods presented.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities, our disclosure controls and procedures were not effective as of March 31, 2021.

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

Restatement of Previously Issued Financial Statements

On May 5, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of and for the period from June 2, 2020 (inception) through December 31, 2020; as of August 28, 2020; and as of and for the period ended September 30, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements did not impact the amounts previously reported for our cash, cash and marketable securities held in our trust account, total assets, revenue or cash flows.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described above had not yet been identified. In light of the restatement of our financial statements described above, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 7, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 7, 2021.

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

The Placement Warrants are the same as the warrants underlying the Units sold in the Initial Public Offering, except that Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants are exercisable on a cashless basis and are, subject to limited exceptions, non-redeemable so long as they are held by the initial purchasers or their permitted transferees.

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

FTAC OLYMPUS ACQUISITION CORP.

Date: May 21, 2021		/s/ Ryan M. Gilbert
	Name:	Ryan M. Gilbert
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: May 21, 2021		/s/ Douglas Listman
	Name:	Douglas Listman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)